Form 10-K
period 2001-12-31
CSFB MORTGAGE PASS THROUGH CERT SERIES 2001-S15
filed 2002-03-28
CIK 1156199

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934   for   the    period  from  July 1, 2001
         (Commencement of Operations) to December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-61840-01

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3320910
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

11 Madison Ave.
New York, New York                                             10010
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)325-2000


         CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                         CSFB
        MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-S15
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 8 of consecutively numbered pages.

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
CSFB
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-S15
-----------------------------------------------------------------------
PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2001, the number of holders of each Class of Offered Certificates was 14.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
           filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

      Current Reports on Form 8-K, dated October 25, 2001, November 26, 2001, and December 26, 2001, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  March 28, 2002               By:  /s/ Thomas M. Britt
                                    -----------------------------
                                    Thomas M. Britt
                                    Trust Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

                                      -7-


EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report
  To be supplied upon receipt by the Trustee